Form 10-K
period 2020-12-31
Toyota Auto Receivables 2020-D Owner Trust
filed 2021-03-24
CIK 1822315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number of issuing entity: 333-228027-08
Commission file number of depositor: 333-228027

TOYOTA AUTO RECEIVABLES 2020-D OWNER TRUST
(Exact name of issuing entity as specified in its charter)
Central Index Key Number of issuing entity: 0001822315

TOYOTA AUTO FINANCE RECEIVABLES LLC
(Exact name of depositor and registrant as specified in its charter)
Central Index Key Number of depositor and registrant: 0001131131

TOYOTA MOTOR CREDIT CORPORATION
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0000834071

Delaware (State or other jurisdiction of incorporation or organization of issuing entity)	84-6910208 (I.R.S. Employer Identification No. of issuing entity)

6565 Headquarters Drive, W2-3D Plano, Texas (Address of principal executive offices of issuing entity)	75024-5965 (Zip Code)

Registrant’s telephone number, including area code:  (469) 486-9020

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  ☐Yes   ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
  ☐Yes    ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  ☒Yes    ☐No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
  ☐Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 ☐Yes  ☒ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

REGISTRANT HAS NO VOTING OR NON-VOTING COMMON EQUITY OUTSTANDING HELD BY NON-AFFILIATES.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.         Business.
Item 1A.      Risk Factors.
Item 2.         Properties.
Item 3.         Legal Proceedings.

Item 1B.          Unresolved Staff Comments.

None.

Item 4.          Mine Safety Disclosures.

Not applicable.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB.  Significant Obligors of Pool Assets.

No single obligor represents 10% or more of the asset pool owned by Toyota Auto Receivables 2020-D Owner Trust (the “Trust”).

Item 1114(b)(2) of Regulation AB.  Credit Enhancement and Other Support, Except for Certain Derivatives Instruments.

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets owned by the Trust or payments on the notes (the “Notes”) or the certificate (the “Certificate”) issued by the Trust.

Item 1115(b) of Regulation AB.  Certain Derivatives Instruments.

No entity or group of affiliated entities provides any external derivative instruments to either payment on the pool assets owned by the Trust or payments on the Notes or the Certificate.

Item 1117 of Regulation AB.  Legal Proceedings.

The following five paragraphs are disclosures received from U.S. Bank National Association (“U.S. Bank”), which serves as the indenture trustee under the indenture for the Toyota Auto Receivables 2020-D Owner Trust transaction.
In the last several years, U.S. Bank and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.
U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.
On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.
U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.
U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses.  It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6.          Selected Financial Data.
Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.
Item 8.          Financial Statements and Supplementary Data.
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A.       Controls and Procedures.

Item 9B. Other Information.

Nothing to report.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10.          Directors, Executive Officers and Corporate Governance.
Item 11.          Executive Compensation.
Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.          Certain Relationships and Related Transactions, and Director Independence.
Item 14.          Principal Accountant Fees and Services.

The following substitute information is provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB.  Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of TMCC and U.S. Bank National Association (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2020 (the “2020 Reporting Period”) with respect to the pool assets owned by the Trust.  Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2020, and for the 2020 Reporting Period.  In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

Neither the Report on Assessment nor the Attestation Report for TMCC has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to TMCC.

Neither the Report on Assessment nor the Attestation Report for U.S. Bank National Association has identified any material instance of noncompliance with the servicing criteria described in such Report on Assessment as being applicable to U.S. Bank National Association.

Item 1123 of Regulation AB.  Servicer Compliance Statement.

TMCC has been identified by the registrant as a servicer during the 2020 Reporting Period with respect to the pool assets owned by the Trust.  TMCC has provided a statement of compliance for the 2020 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.  Exhibit and Financial Statement Schedules.

(a)          The following documents are filed as part of this report:

(1)          Not applicable.
(2)          Not applicable.
(3)          See Item 15(b) below.

 (b)          Exhibits Required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1
Certificate of Formation of Toyota Auto Finance Receivables LLC (“TAFR LLC”) (included in Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-3 (333-159170), as filed by the registrant with the Commission on May 28, 2009, which is incorporated herein by reference).

3.2
Limited Liability Company Agreement of TAFR LLC (included in Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-3 (333-159170), as filed by the registrant with the Commission on May 28, 2009, which is incorporated herein by reference).

4.1
Amended and Restated Trust Agreement, dated as of October 13, 2020, between TAFR LLC and Wilmington Trust, National Association, as owner trustee (included in Exhibit 4.1 to the Trust’s Form 8-K, as filed with the Commission on October 13, 2020, which is incorporated herein by reference).

4.2
Indenture, dated as of October 13, 2020, between the Trust and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”) and securities intermediary (included in Exhibit 4.2 to the Trust’s Form 8-K, as filed with the Commission on October 13, 2020, which is incorporated herein by reference).

4.3
Sale and Servicing Agreement, dated as of October 13, 2020, among TAFR LLC, as seller, TMCC, as servicer and sponsor, and the Trust, as issuer (included in Exhibit 4.3 to the Trust’s Form 8-K, as filed with the Commission on October 13, 2020, which is incorporated herein by reference).

4.4
Receivables Purchase Agreement, dated as of October 13, 2020, between TAFR LLC, as purchaser, and TMCC, as seller (included in Exhibit 4.4 to the Trust’s Form 8-K, as filed with the Commission on October 13, 2020, which is incorporated herein by reference).

4.5
Administration Agreement, dated as of October 13, 2020, among TMCC, as administrator, the Trust, as issuer, and the Indenture Trustee (included in Exhibit 4.5 to the Trust’s Form 8-K, as filed with the Commission on October 13, 2020, which is incorporated herein by reference).

4.6
Securities Account Control Agreement, dated as of October 13, 2020, between TAFR LLC, as pledgor, and the Indenture Trustee, as secured party (included in Exhibit 4.6 to the Trust’s Form 8-K, as filed with the Commission on October 13, 2020, which is incorporated herein by reference).

4.7
Asset Representations Review Agreement, dated as of October 13, 2020, among the Trust, as issuer, TMCC, as servicer and administrator, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 4.7 to the Trust’s Form 8-K, as filed with the Commission on October 13, 2020, which is incorporated herein by reference).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 24, 2021.
33.1*	Report on Assessment of Compliance with Applicable Regulation AB Servicing Criteria for Toyota Motor Credit Corporation, dated March 24, 2021.
33.2*	Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank National Association, dated February 26, 2021.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Applicable Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 24, 2021.

34.2*
Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Applicable Servicing Criteria relating to U.S. Bank National Association, dated February 26, 2021.

35.1*	Servicer Compliance Statement of Toyota Motor Credit Corporation, dated March 24, 2021.
_____________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toyota Auto Finance Receivables LLC (Depositor)

Date: March 24, 2021	By: /s/ Scott Cooke Scott Cooke President, Chief Executive Officer & Chief Financial Officer (Senior officer in charge of securitization of the depositor)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.