Form 10-K
period 2023-12-31
Toyota Auto Receivables 2020-D Owner Trust
filed 2024-03-26
CIK 1822315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

NOT APPLICABLE.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1.	Business.
Item 1A.	Risk Factors.
Item 1C.	Cybersecurity.
Item 2.	Properties.
Item 3.	Legal Proceedings.

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

Item 1117 of Regulation AB.  Legal Proceedings.

The following six paragraphs are disclosures received from U.S. Bank Trust Company, National Association (“U.S. Bank Trust Co.”), which serves as the indenture trustee (the “Indenture Trustee”) under the indenture for the Toyota Auto Receivables 2020-D Owner Trust transaction.

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

Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Each of TMCC and U.S. Bank Trust Co. (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the year ended December 31, 2023 (the “2023 Reporting Period”) with respect to the pool assets owned by the Trust.  Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2023, and for the 2023 Reporting Period.  In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm regarding its Report on Assessment.  Each Report on Assessment and Attestation Report is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB.  Servicer Compliance Statement.

TMCC has been identified by the registrant as a servicer during the 2023 Reporting Period with respect to the pool assets owned by the Trust.  TMCC has provided a statement of compliance for the 2023 Reporting Period, signed by an authorized officer, and such compliance statement is attached as an exhibit to this Form 10-K.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 26, 2024.
33.1*	Report on Assessment of Compliance with Applicable Regulation AB Servicing Criteria for Toyota Motor Credit Corporation, dated March 26, 2024.
33.2*	Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank Trust Co., dated February 27, 2024.
34.1*
Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP on Assessment of Compliance with Applicable Servicing Criteria relating to Toyota Motor Credit Corporation, dated March 26, 2024.

34.2*	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP on Assessment of Compliance with Applicable Servicing Criteria relating to U.S. Bank Trust Co., dated February 27, 2024.
35.1*	Servicer Compliance Statement of Toyota Motor Credit Corporation, dated March 26, 2024.
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

Toyota Auto Finance Receivables LLC
(Depositor)
Date: March 26, 2024	By: /s/ James Schofield
James Schofield
Treasurer & Chief Financial Officer
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